Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1998-3
filed 1999-04-01
CIK 1070168

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '033-61474

ADVANTA Mortgage Loan Trust 1998-3

New York                      33-0839210
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$945,130,445.68

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1998-3, (the "Trust" or "Issuer") is a New York common law trust established as of September 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers
Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $1,000,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-
Backed Certificates, Series 1998-3, Class A-1, Class A-2, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On September 10, 1998, the Sponsor sold $1,000,000,000.00 aggregate principal amount of mortgage loans (the "Mortgage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Salomon Smith Barney, Lehman Brothers, J.P. Morgan &
Co., and Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 033-61474) on Form S-3 declared effective on March 10, 1998.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1999, there were approximately 9 holders of the Class A-1 Certificates, and 9 holders of the Class A-2 Certificates. The number of holders includes individual participants in security position listings. As of December 28, 1998, 3 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On September 23, 1998, the Issuer issued $500,000,000.00 aggregate principal amount of Class A-1 Certificates having a floating rate and $500,000,000.00 aggregate principal amount of Class A-2 having a floating rate, which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Salomon Smith Barney, Lehman
Brothers, J.P. Morgan & Co., and Prudential Securities Incorporated has been accounted for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Asset-Backed Certificates, Series 1998-3, Class A-1
("Class A-1 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Mortgage Loan
Trust Asset-Backed Certificates, Series 1998-3, Class A-2 ("Class A-2 Certificates");(ii) the principal amount of the Class A-1 Certificates or Class A-2 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates of Class A-2 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates or Class A-2 Certificates, respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee Inc
648 Grassmere Park Drive
Nashville, TN 37211                                     17.84%

Barclays Global Investors, NA
Linda Selbach
45 Fremont Street, 33rd Floor
San Francisco, CA 94105                                 10.00%

Chase Bank of Texas, NA
Barbara Deason
PO Box 2558
Houston, TX 77252-2558                                  12.50%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                           1          36.50%

Norwest Bank Minnesota, NA
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              12.76%

Class A-2 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                       6.90%

Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                      5.00%

Barclays Global Investors, NA
Linda Selbach
45 Fremont Street, 33rd Floor
San Francisco, CA 94105                                  5.00%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY  10004                          2          50.80%

Merrill Lynch, Pierce Fenner & Smith
Veronica O'Neill
4 Corporate Place, Corp Park 287
Piscataway, NJ 08855                                     7.00%

Morgan Stanley & Co, Inc.
Launa McAfee
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201                                      13.74%

Norwest Bank Minnesota, NA
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                               5.10%

State Street Bank & Trust
J. Callahan, Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                    6.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of September 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master
Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as Exhibit 28.2. The Statement to Certificateholders on December
28, 1998, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards

              28.4            Statement to Certificateholders on
                              December 28, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 10, 1998.

(b)    Reports on Form 8-K.
              Three reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed


              October 25, 1998Monthly Report for the September 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-3, Class
                              A-1, and Class A-2 issued by the ADVANTA
                              Mortgage Loan Trust 1998-3.

              November 25, 199Monthly Report for the October 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-3, Class
                              A-1, and Class A-2 issued by the ADVANTA
                              Mortgage Loan Trust 1998-3.

              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-3, Class
                              A-1, and Class A-2 issued by the ADVANTA
                              Mortgage Loan Trust 1998-3.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1998-3
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1999


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 10, 1998.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company(293)
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
September 1, 1998, relating to ADVANTA Mortgage Loan Trust 1998-3, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Annette Aguirre, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and maintaining a fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage  Corp. USA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 26, 1999

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1998, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the same amount of $15 million and mortgage contigent liability protection coverage in the amount of $5 million per occurrence.


BY;      /s/ William P. Garland               BY;      /s/ James L. Shreero
              William P. Garland                              James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing                                  and Chief Financial
                                                              Officer
                                                              Finance and Accounting

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1998-3

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A-1               500,000,000.    493,140,648.        2,420,70      5,793,260        8,213,964.30
A-2               500,000,000.    492,103,248.        2,447,18      5,725,439        8,172,627.59
RS                                                                                                   -

Totals          1,000,000,000.    985,243,897.        4,867,89    11,518,699.      16,386,591.89

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A-1                                               487,347,388.      5.355000%       5.917500%
A-2                                               486,377,809.      5.425000%       5.987500%
RS                                                                  0.000000%       0.000000%

Totals                                            973,725,197.94

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A-1              00755WGA8          986.281298        4.841408      11.586521       16.427929     974.694777
A-2              00755WGB6          984.206497        4.894377      11.450878       16.345255     972.755619
RS                AM980103            0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      REO             Foreclosure
Group 1       Principal Balanc      12,028,576        4,289,98         480,76                      3,395,259
              % of Pool Balanc        2.42070%        0.86334%       0.09675%        0.00000%       0.68328%
              Number of Loans              132              44              5               0             39
              % of Loans              2.66559%        0.88853%       0.10097%        0.00000%       0.78756%
Group 2       Principal Balanc      11,480,788        3,706,40         960,77                      2,143,523
              % of Pool Balanc        2.33991%        0.75541%       0.19582%        0.00000%       0.43687%
              Number of Loans              215              63             18               0             32
              % of Loans              2.89017%        0.84689%       0.24197%        0.00000%       0.43017%

                                              Loans in Bankrup       Group 1            859,724.40
                                                                     Group 2         1,580,611.91
                                                                                     2,440,336.31

General Mortgage Loan Information:
                                                                  Group I        Group II         Total
Beginning Aggregate Mortgage Loan Balance                        501,191,088.    494,969,883.   996,160,972.
Prefunding
Principal Reduction                                                 4,285,932        4,318,72      8,604,661
Ending Aggregate Mortgage Loan Balance                           496,905,155.    490,651,154.   987,556,310.

Beginning Aggregate Mortgage Loan Count                                  4990            7503          12493
Ending Aggregate Mortgage Loan Count                                     4952            7439          12391

Current Weighted Average Coupon Rate                               10.013661%       9.953372%      9.983705%
Next Weighted Average Coupon Rate                                  10.014467%       9.949001%      9.981941%

Mortgage Loan Principal Reduction Information:
                                                                  Group I        Group II         Total
Scheduled Principal                                                    273,30           802,8      1,076,165
Curtailments
Prepayments                                                         3,941,060        3,515,86      7,456,928
Repurchases/Substitutions                                                71,4                           71,4
Liquidation Proceeds
Other Principal

Less: Realized Losses
Less: Delinquent Principal not Advanced by Servicer

Total Principal Reduction                                           4,285,932        4,318,72      8,604,661

Servicer Information:
                                                                  Group I        Group II         Total
Accrued Servicing Fee for the Current Period                           208,82           206,2         415,06
Less: Amounts to Cover Interest Shortfalls                                                 2,            3,0
Less: Delinquent Service Fees                                            34,1            37,8           72,0
Collected Servicing Fees for Current Period:                           174,47           165,4         339,97

Advanced Principal                                                       12,2            44,2           56,5
Advanced Interest                                                      685,60           772,3      1,457,923

                              Other           Subordination
              Prepayment      Unscheduled     Increase        Applied        Realized Loss   Unpaid
              Principal       Principal       Principal       Realized Loss  Amortization    Realized Loss
Class         Distributed     Distributed     Distributed     Amount         Amount          Amount
A-1                   3,750,41            35,9
A-2                   3,706,51            35,5
RS


Total                 7,456,92            71,5

                   Has a           Senior          Prior       Supplemental       Extra           Extra
               Trigger Event    Enhancement     Subordinated     Interest       Principal      Principal
                  Occurred       Percentage        Amount         Amount        Dist. Amt.     Distributed
Group I              NO             N/A               8,050,43                       1,507,32      1,507,327
Group II             NO             N/A               2,866,63                       1,406,70      1,406,709

Total                                               10,917,075                       2,914,03      2,914,037


                  Current          Target
                Subordinated   Overcollateralization
                   Amount          Amount
Group I           9,557,767.37   26,289,224.05
Group II          4,273,345.35   17,750,000.82

Total            13,831,112.72   44,039,224.87






                                                              Group I        Group II        Total
Insured Payment                                                          0.00            0.00           0.00
Pool Rolling six month delinquency rate                                  N/A             N/A            N/A
Pool Cumulative 12 months loss ratio - average balance                   N/A             N/A            N/A
Pool Cumulative 12 months loss ratio - current balance                  0.00%           0.00%          0.00%
60+ day Delinquent loans (excluding f/c, reo & bankruptcy)       4,770,755.26    4,667,182.89   9,437,938.15
Book Value of REO loans                                                  0.00            0.00           0.00


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           6,757,858.17

              Principal Collected:                                  8,476,712.98

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                             -

              Delinquency Advances on Mortgage Interest:            1,457,923.88

              Delinquency Advances on Mortgage Principal                 56,520.00

              Substitution Amounts:                                      71,428.76

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                12,366.47

              Capitalized Interest Requirement:                                     -

              Capitalized Interest Fund Earnings                        0.00

              Capitalized Interest Account                              0.00

              Investment Earnings on Pre-Funding Account                 0.00

              Pre-Funding Account:                                                  -

              Sum of the Above Amounts:                                            16,832,810.26

LESS:

              Servicing Fees (including PPIS):                         343,034.92

              Dealer Reserve:                                                       -

              Trustee Fees:                                               5,810.93

              Insurance Premiums:                                        97,372.52

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                               446,218.37

              Total Available Funds:                                                             16,386,591.